Form 10-K
ABFC 2005-AQ1 Trust
filed 2006-03-29
CIK 1329286

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2005

                        Commission file number: 333-121564-05

                     Asset Backed Certificates Series 2005-AQ1
                          Asset Backed Funding Corporation
               (Exact name of Registrant as specified in its Charter)

                   New York                                 83-0434045
                                                            83-0434048
                                                            27-6028640
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          214 North Tryon Street
          Charlotte, North Carolina                       28255
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (704) 368-2400

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.
          Large Accelerated filer  [ ]
          Accelerated filer  [ ]
          Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
     Defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter
     Not Applicable.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2005.
     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     INTRODUCTORY NOTE

     This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.


     PART I

     ITEM 1.  Business.

     Not Applicable.

     Item 1A.  Risk Factors.

     Not Applicable.

     Item 1B.  Unresolved Staff Comments.

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     The registrant knows of no material pending legal proceedings Involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer, or the registrant with respect to the Trust.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock.

     (a) There is currently no established public trading market for Registrant's Certificates.

     (b) As of December 31, 2005 the number of registered holders of all classes of Certificates was 13.

     (c) Not Applicable.


     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

     ITEM 9A  Controls and Procedures

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Not Applicable.

     ITEM 13.  Certain Relationships and Related Transactions.
               None.

     ITEM 14.  Principal Accountant Fees and Services.
               Not Applicable.

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

             Exhibit 4.1 Pooling and Servicing Agreement (filed as an Exhibit to Form 8-K on June 21, 2005)

             Exhibit 31 Section 302 Certification

             Exhibit 99.1 Servicer's Annual Statement of Compliance for Year End December 31, 2005.

             Exhibit 99.2 Servicer's Annual Report of Independent
             Registered Public Accounting Firm as of and for the Year Ended December 31, 2005.

(b) The Exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the
Exhibit Indes that immediately follows the signature page hereof.

     (c) Not Applicable

                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Asset Backed Funding Corporation,
                               Asset Backed Certificates Series 2005-AQ1
                               Asset Backed Funding Corporation, as Depositor



                                      By: /s/ Daniel B. Goodwin
                                      Name:   Daniel B. Goodwin
                                      Title:  President


     Date: March 28, 2006



      EXHIBIT INDEX

      Exhibit Document

      4.1 Pooling and Servicing Agreement (filed as an Exhibit to
      Form 8-K on June 21, 2005)

      31   Section 302 Certification

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2005.

      99.2 Servicer's Annual Report of Independent Registered Public Accounting Firm as of and for the Year Ended December 31, 2005.